Form 10-Q
period 2026-03-31
TRG Latin America Acquisitions Corp.
filed 2026-05-14
CIK 2098780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43166

TRG Latin America Acquisitions Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1896935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 East 55th St., 15th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 984-2900

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	TRGSU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	TRGS	The Nasdaq Stock Market LLC

Rights, each Right entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share	TRGSR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 14, 2026, there were 20,857,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,158,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRG LATIN AMERICA ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 25, 2026, which we entered into with our Sponsor (as defined below);

●	“Advisory Agreement” are to the Financial Advisory Services Agreement, dated February 25, 2026, which we entered into with Santander (as defined below);

●	“Advisory Fee” are to the additional aggregate fee of $6,189,600 to which Santander is entitled, pursuant to the Advisory Agreement;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 27, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to TRG Latin America Acquisitions Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,189,600 to which Santander is entitled that is payable only upon our completion of the initial Business Combination pursuant to the Underwriting Agreement (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 27, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on November 17, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 10, 2026, as amended, and declared effective on February 25, 2026 (File No. 333-293354);

●	“Letter Agreement” are to the Letter Agreement, dated February 25, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 632,000 units that were purchased by Santander pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that Santander had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated February 25, 2026, which we entered into with our Sponsor;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-tenth of one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 25, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Santander” are to Santander US Capital Markets LLC, the sole book-running manager and underwriter of the Initial Public Offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to TRG Latin America Acquisitions LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $206,320,000 from the proceeds of the sale of the Public Units in the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 25, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 25, 2026, which we entered into with Santander;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRG Latin America Acquisitions Corp.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,202,585	$—
Due from Sponsor	13,230	—
Prepaid expenses	153,509	25,000
Total current assets	1,369,324	25,000
Deferred offering costs	—	120,932
Long-term prepaid insurance	63,708
Investments held in Trust Account	206,906,870	—
Total Assets	$208,339,902	$145,932

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$19,423	$26,000
Accrued offering costs	75,000	85,932
Over-Allotment Option liability	47,900	—
IPO Promissory Note – Related Party	—	57,952
Total current liabilities	142,323	169,884
Advisory Fee payable	6,189,600	—
Deferred Fee	6,189,600	—
Total Liabilities	12,521,523	169,884

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,632,000 and no shares at redemption value of $10.03 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	206,906,870	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 225,000 and no shares issued and outstanding (excluding 20,632,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	23	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025(1)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,089,089)	(48,952)
Total Shareholders’ Deficit	(11,088,491)	(23,952)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$208,339,902	$145,932

(1)	Includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part (Note 5). On March 27, 2026, 158,000 Founder Shares were no longer subject to forfeiture pursuant to the partial exercise of the Over-Allotment Option. The remaining Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised (see Note 10).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG Latin America Acquisitions Corp.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Formation, general and administrative costs	$6,308,569
Share-based compensation expense	111,000
Loss from operations	(6,419,569)

Other income:
Change in fair value of Over-Allotment Option liability	139,300
Interest earned on investments held in Trust Account	586,870
Total other income	726,170

Net loss	$(5,693,399)

Basic weighted average Class A Ordinary Shares outstanding	7,219,200

Basic net loss per Class A Ordinary Share	$(0.47)

Diluted weighted average Class A Ordinary Shares outstanding	7,219,200

Diluted net loss per Class A Ordinary Share	$(0.46)

Basic weighted average Class B Ordinary Shares outstanding (1)	5,007,022

Basic net loss per Class B Ordinary Share	$(0.47)

Diluted weighted average Class B Ordinary Shares outstanding (1)	5,158,000

Diluted net loss per Class B Ordinary Share	$(0.46)

(1)	Excludes up to 592,000 Class B Ordinary Shares subject to forfeiture if the remainder of the Over-Allotment Option was not exercised in full or in part (Note 5). The remaining Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised (see Note 10).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG Latin America Acquisitions Corp.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(48,952)	$(23,952)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(5,363,820)	(5,346,738)	(10,710,558)

Sale of Private Placement Units	225,000	23	—	—	2,249,977	—	2,250,000

Fair value of Public Rights	—	—	—	—	3,094,800	—	3,094,800

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(116,382)	—	(116,382)

Share-based compensation	—	—	—	—	111,000	—	111,000

Net loss	—	—	—	—	—	(5,693,399)	(5,693,399)

Balance – March 31, 2026 (Unaudited)	225,000	$23	5,750,000	$575	$—	$(11,089,089)	$(11,088,491)

(1)	Includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part (Note 5). On March 27, 2026, 158,000 Founder Shares were no longer subject to forfeiture pursuant to the partial exercise of the Over-Allotment Option. The remaining Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised (see Note 10).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG Latin America Acquisitions Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows from Operating Activities:
Net loss	$(5,693,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note – Related Party	31,000
Share-based compensation expense	111,000
Change in fair value of Over-Allotment Option liability	(139,300)
Interest earned on investments held in Trust Account	(586,870)
Changes in operating assets and liabilities:
Prepaid expenses	(153,509)
Long-term prepaid insurance	(63,708)
Accounts payable and accrued expenses	(6,577)
Advisory fee payable	6,189,600
Net cash used in operating activities	(311,763)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(206,320,000)
Net cash used in investing activities	(206,320,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	206,070,000
Proceeds from sale of Private Placement Units	2,250,000
Due from Sponsor	(13,230)
Repayment of IPO Promissory Note – Related Party	(136,689)
Excess Private Placement proceeds wired by the Sponsor to the Company	4,348
Payment of offering costs	(340,081)
Net cash provided by financing activities	207,834,348

Net Change in Cash	1,202,585
Cash – Beginning of period	—
Cash – End of period	$1,202,585

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$308,650
Deferred offering costs paid through IPO Promissory Note – Related Party	$43,389
Prepaid expenses applied as payment to offering costs	$25,000
Deferred Fee payable	$6,189,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 — Organization and Business Operations

TRG Latin America Acquisitions Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 7, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. The Company may pursue an initial Business Combination in any business or industry. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from November 7, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2026, as amended (File No. 333- 293354) for the Initial Public Offering was declared effective on February 25, 2026 (the “IPO Registration Statement”). On February 27, 2026, the Company consummated the initial public offering of 20,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $200,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 225,000 units (the “Private Placement Units” and together with the Public Units, the “Units”), to the Company’s sponsor, TRG Latin America Acquisitions LLC (the “Sponsor”) at a price of $10.00 per Private Placement Unit, or $2,250,000 in the aggregate (the “Private Placement”), as discussed in Note 4. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

On March 27, 2026, Santander US Capital Markets LLC, the sole book-running manager and underwriter of the Initial Public Offering (“Santander”), consummated the partial exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 632,000 units (the “Option Units”) at $10.00 per Option Unit, generating additional gross proceeds of $6,320,000. The remaining Over-Allotment Option expired on April 13, 2026, as it remained unexercised.

Transaction costs amounted to $6,958,070, consisting of $250,000 of cash underwriting fee, $6,189,600 of Deferred Fee (as defined in Note 6), and $518,470 of other offering costs.

The Company’s management team (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee and Advisory Fee (as defined in Note 6)).

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the Deferred Fee, the Advisory Fee and taxes payable on the interest earned on the Trust Account, if any) at the time of the signing of an agreement to enter into a Business Combination. The Company’s board of directors (the “Board”) will make the determination as to the fair market value of the initial Business Combination. If the Board is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering and Private Placement on February 27, 2026 and the partial exercise of the Over-Allotment Option on March 27, 2026, an amount of $206,320,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering, including the partial Over-Allotment Option exercise, and the Private Placement was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares (as defined below) if the Company is unable to complete the initial Business Combination by February 27, 2028 or by such earlier liquidation date as the Board may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1)  the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account as of March 31, 2026 amounted to $206,906,870 or $10.03 per Public Share.

The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company has the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 25, 2026, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares, and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of Santander against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The accompanying unaudited condensed financial statements should be read in conjunction with the IPO Registration Statement, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 5, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $1,202,585 and working capital of $1,227,001.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026, the Company had no borrowings under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of March 31, 2026, the Company’s significant accounting estimates relate to the fair value of the Over-Allotment Option liability and the Public Rights (see Note 8).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,202,585 and $0 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $206,906,870 and $0, respectively. As of March 31, 2026, the assets held in the Trust Account are held in money market funds that are invested primarily in U.S. treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. For the three months ended March 31, 2026, interest earned from investments in these securities amounted to $586,870, which is included in the accompanying unaudited condensed statement of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A,“Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Rights included in the Units were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature, except for the Rights included in the Initial Public Offering (Note 8).

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the accompanying unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the Share Rights under equity treatment at their assigned values.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The Over-Allotment Option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriter did not exercise their overallotment option at the closing of the Initial Public Offering. On March 27, 2026, Santander consummated the partial exercise of the Over-Allotment Option in the amount of 632,000 Option Units. The remaining Over-Allotment Option expired on April 13, 2026, as it remained unexercised.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of March 31, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$206,320,000
Less:
Proceeds allocated to Public Rights	(3,094,800)
Proceeds allocated to over-allotment option	(187,200)
Public Shares issuance costs	(6,841,688)
Plus:
Remeasurement of carrying value to redemption value	10,710,558
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$206,906,870

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and the Company’s Class B Ordinary shares, par value $0.0001 (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Net loss per Ordinary Share is calculated by dividing the net loss by the weighted average Ordinary Shares outstanding for the respective period. Accretion associated with the redeemable Class A Ordinary Share is excluded from earnings per share as the redemption value approximates fair value. Diluted net loss per Ordinary Share attributable is calculated by dividing the net loss by the weighted-average Ordinary Share outstanding for the potentially dilutive impact of outstanding Rights. However, because the Rights are anti-dilutive, they have been excluded from the calculation of diluted loss per Ordinary Share for the period presented.

Founder Shares issued to the Sponsor were subject to forfeiture contingent upon the exercise of the Over-Allotment Option. For purposes of diluted loss per Ordinary Share, the Founder Shares are included in the denominator as of the beginning of the interim period in which the contingent condition was satisfied. Accordingly, the Founder Shares are included in the calculation of diluted earnings per Ordinary Share as if outstanding from the beginning of the interim period upon the partial exercise of the Over-Allotment Option on March 27, 2026.

The following tables reflect the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net loss per Ordinary Share:
Numerator:
Allocation of net loss	$(3,361,773)	$(2,331,626)
Denominator:
Basic weighted average Ordinary Shares outstanding	7,219,200	5,007,022
Basic net loss per Ordinary Share	$(0.47)	$(0.47)

	For the Three Months Ended March 31, 2026
	Class A	Class B
Diluted net loss per Ordinary Share:
Numerator:
Allocation of net loss	$(3,320,766)	$(2,372,633)
Denominator:
Diluted weighted average shares outstanding	7,219,200	5,158,000
Diluted net loss per Ordinary Share	$(0.46)	$(0.46)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 3 — Initial Public Offering

On February 27, 2026, the Company consummated its Initial Public Offering of 20,000,000 Public Units. An additional 632,000 Option Units were sold to Santander on March 27, 2026 upon Santander’s election to partially exercise the Over-Allotment Option. The Public Units, including the Option Units, were sold at a price of $10.00 per Public Unit, generating gross proceeds of $206,320,000. Each Public Unit consists of one Public Share and one Public Right, which entitles the holder thereof to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 225,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, in the Private Placement, generating gross proceeds of $2,250,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which entitles the holder thereof to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On November 18, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per Class B Ordinary Share, to cover certain of the Company’s deferred offering costs and expenses, for which the Company issued 5,750,000 Class B Ordinary Shares to the Sponsor (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 Class B Ordinary Shares, which were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised within the 45-day period following the closing of the Initial Public Offering. As a result of Santander’s election to partially exercise the Over-Allotment Option on March 27, 2026, a total of 158,000 Founder Shares are no longer subject to forfeiture. The remaining 592,000 Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised.

On February 25, 2026, the Sponsor transferred an aggregate of 75,000 Founder Shares to the three directors of the Company (25,000 Class B Ordinary Shares each) for no consideration. The Founder Shares transferred to the three directors are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. On February 25, 2026, the 75,000 Founder Shares had an aggregate fair value of $111,000, or $1.48 per share. The Founder Shares transferred have no further service restrictions, thus, the total fair value of $111,000 was recorded as compensation expense on February 25, 2026. The Company established the fair value of Founder Shares using a calculation prepared by a third-party valuation team, which takes into consideration the following market assumptions: (i) a lockup term of three (3) years, (ii) an implied Class A Ordinary Share price of $9.85, (iii) the probability of a Business Combination and (iv) a market adjustment of 15.0%.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 25, 2026 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Additionally, pursuant to the Letter Agreement, the Sponsor and the Company’s directors and officers have also agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) one (1) year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and the Company’s directors and officers with respect to any Founder Shares (the “Lock-Up”). Notwithstanding the foregoing, if (a) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (b) if the Company consummates a transaction after the initial Business Combination that results in the Public Shareholders having the right to exchange their Public Shares for cash, securities or other property, the Founder Shares will be released from the Lock-Up.

IPO Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing and unsecured. The IPO Promissory Note was payable on the earlier of June 30, 2026, or the date the Company consummated the Initial Public Offering. On February 27, 2026, the Company repaid the total outstanding balance of the IPO Promissory Note amounting to $136,689. Borrowings under the IPO Promissory Note are no longer available.

Due from Sponsor

The Company paid the Sponsor an amount of $13,230 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $13,230 is denoted as a due from Sponsor on the accompanying condensed balance sheets as of March 31, 2026. As of December 31, 2025, no amount was due from the Sponsor.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 25, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or its affiliate an aggregate of $10,000 per month for accounting, bookkeeping, office space, information technology support, research, professional, secretarial and administrative services. For the three months ended March 31, 2026, the Company incurred $10,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There were no Working Capital Loans outstanding as of March 31, 2026 and December 31, 2025.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their component securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Offering or acquired prior to or in connection with the initial Business Combination by the holders of the Founder Shares prior to the Initial Public Offering, are entitled to registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated February 25, 2026. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Santander had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On March 25, 2026, Santander elected to partially exercise the Over-Allotment Option to purchase an additional 632,000 Option Units at a price of $10.00 per Option Unit, which was consummated on March 27, 2026. The remaining Over-Allotment Option expired on April 13, 2026, as it remained unexercised.

Santander was paid a commission of $250,000 upon the closing of the Initial Public Offering.

Additionally, Santander is entitled to a deferred underwriting discount of $0.30 per Public Unit or $6,000,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option was exercised in full). As a result of the election to partially exercise the Over-Allotment Option on March 27, 2026 (the “Deferred Fee”), Santander is entitled to a Deferred Fee of $6,189,600 as of March 31, 2026. Such Deferred Fee will not be payable with respect to any Public Shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of Management to any one or more Financial Industry Regulatory Authority members, which may or may not include Santander. The Deferred Fee will become payable to Santander from the amounts held in the Trust Account solely in the event the Company completes its Business Combination subject to the terms of the underwriting agreement, dated February 27, 2026, by and between the Company and Santander (the “Underwriting Agreement”).

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, the Company entered into a financial advisory services agreement, dated February 25, 2026, with Santander (the “Advisory Agreement”). Pursuant to the Advisory Agreement, Santander is entitled to an advisory fee equal to 3.0% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination (the “Advisory Fee”). The termination clause in the Advisory Agreement deems the Advisory Fee earned and recorded as of March 31, 2026. As of March 31, 2026 and December 31, 2025, $6,189,600 and $0, respectively, has been recorded as Advisory Fee payable on the accompanying condensed balance sheet.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of March 31, 2026, there were 225,000 Class A Ordinary Shares issued and outstanding, excluding 20,632,000 Public Shares subject to possible redemption. At December 31, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised within the 45-day period following the closing of the Initial Public Offering. On March 27, 2026, Santander purchased an additional 632,000 Option Units pursuant to the partial exercise of the Over-Allotment Option, resulting in 158,000 Class B Ordinary Shares no longer being subject to forfeiture.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Units issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans). Such adjustment may result in material dilution to the Public Shareholders.

Holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with the initial Business Combination or an amendment to the Amended and Restated Articles with respect to the pre-initial Business Combination activities. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its Rights in order to receive the one tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional Class A Ordinary Shares upon consummation of an initial Business Combination. The Class A Ordinary Shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company is not the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same consideration per Ordinary Share the holders of the Class A Ordinary Shares will receive in the transaction on an as-converted into Class A Ordinary Shares basis.

The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with Cayman Islands law. As a result, the holder must hold Rights in multiples of ten (10) in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Rights will not receive any of such funds with respect to their Rights, nor will they receive any distribution from assets held outside of the Trust Account with respect to such Rights. Further, there are no contractual penalties for failure to deliver securities to the holders of the Rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to cash settle the Rights. Accordingly, the Rights may expire worthless.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

At March 31, 2026, assets held in the Trust Account were comprised of $206,906,870 in money market funds that are invested primarily in U.S. treasury securities. Through March 31, 2026, the Company did not withdraw interest earned on the Trust Account.

The Over-Allotment Option was accounted for as a liability in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and was presented within liabilities on the accompany condensed balance sheets. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the accompanying unaudited condensed statement of operations. The initial fair value of the Over-Allotment Option on February 27, 2026 was $187,200, or $0.062 per Option Unit. As of March 31, 2026, the Over-Allotment Option liability fair value was $47,900.

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its Ordinary Shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the Over-Allotment Option as of March 31, 2026:

February 27, 2026
Risk-free interest rate	3.73%
Expected term (years)	0.12
Volatility	2.51%
Exercise price	$10.00

March 31, 2026
Risk-free interest rate	3.74%
Expected term (years)	0.04
Volatility	1.67%
Exercise price	$10.00

The fair value of the Public Rights issued in the Initial Public Offering is $3,000,000, or $0.15 per Public Right. The fair value of the Public Rights was determined using Monte Carlo Simulation Model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

February 27, 2026
Expected term to de-SPAC (years)	2.0
Probability of de-SPAC and instrument-specific market adjustment	15.0%
Risk-free rate (continuous)	3.35%
Implied Class A Ordinary price	$9.85

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$206,906,870	$	―
Liabilities:
Over-Allotment Option liability	3	$47,900	$	―

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics as set forth below.

	March 31, 2026	December 31, 2025
Cash	$1,202,585	$—
Investments held in Trust Account	$206,906,870	$—

For the Three Months Ended March 31, 2026
Formation, general and administrative costs	$6,308,569
Share-based compensation expense	$111,000
Interest earned on investments held in Trust Account	$586,870

TRG Latin America Acquisitions Corp.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general and administrative costs and share-based compensation expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs as reported on the accompanying unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM also reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 25, 2026, which the Company entered into with Continental, as trustee of the Trust Account.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would require adjustment or disclosure in the accompanying unaudited condensed financial statements.

As of March 31, 2026, the Founder Shares included an aggregate of up to 592,000 Class B Ordinary Shares subject to forfeiture if the remainder of the Over-Allotment Option was not exercised in full. The remaining Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised.

On April 13, 2026, the Company announced that, commencing on April 20, 2026, the holders of the Public Units may elect to separately trade the Public Shares and the Public Rights. Any Public Units not separated will continue to trade on the Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “TRGSU.” The Public Shares and Public Rights trade on the Global Market tier of Nasdaq under the symbols “TRGS” and “TRGSR,” respectively. Holders of Public Units need to have their brokers contact Continental, the Company’s transfer agent, in order to separate the Public Units into Public Shares and Public Rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on November 7, 2025, for the purpose of effecting a Business Combination. Our Sponsor is TRG Latin America Acquisitions LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on identifying a prospective target business in a business that fits within our Management’s historical areas of business expertise. Our co-founders’ long track record includes varied investments across different sectors and regions. We to prioritize profitable target businesses that demonstrate sustainable growth and robust cash flow characteristics. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on February 25, 2026. On February 27, 2026, we consummated our Initial Public Offering of 20,000,000 Public Units. Each Public Unit consists of one Public Share and one-tenth of one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $200,000,000. On March 27, 2026, Santander partially exercised the Over-Allotment Option in the amount of 632,000 Option Units, at a price of $10.000 per Option Unit, generating additional gross proceeds to us of $6,320,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 225,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and Private Placement, the amount of $206,320,000 from the proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until February 27, 2028 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

As of March 31, 2026, the Founder Shares included an aggregate of up to 592,000 Class B Ordinary Shares subject to forfeiture if the remainder of the Over-Allotment Option was not exercised in full. The remaining Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised.

On April 13, 2026, we announced that, commencing on April 20, 2026, the holders of the Public Units may elect to separately trade the Public Shares and the Public Rights. Any Public Units not separated will continue to trade on the Global Market of Nasdaq under the symbol “TRGSU.” The Public Shares and Public Rights trade on the Global Market tier of Nasdaq under the symbols “TRGS” and “TRGSR,” respectively. Holders of Public Units need to have their brokers contact Continental, our transfer agent, in order to separate the Public Units into Public Shares and Public Rights.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 7, 2025 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $5,693,399, which consists of formation, general and administrative costs of $6,308,569 and share-based compensation expense of $111,000, offset by change in fair value of Over-Allotment Option liability of $139,300 and interest earned on investments held in the Trust Account of $586,870.

Liquidity and Capital Resources

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $206,320,000 was placed in the Trust Account. We incurred fees of $6,958,070 in the Initial Public Offering, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,189,600, and $518,470 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $311,763. Net loss of $5,693,399 was affected by payment of operation costs through the IPO Promissory Note of $31,000, share-based compensation expense of $111,000, change in fair value of Over-Allotment Option liability of $139,300 and interest earned on investments held in the Trust Account of $586,870. Changes in operating assets and liabilities provided $5,965,806 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $206,906,870 (including approximately $586,870 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of March 31, 2026, we had cash held outside of the Trust Account of $1,202,585. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through March 31, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account, and (iv) the Term for any Working Capital Loans or Subscription Agreements.

IPO Promissory Note – Related Party

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of June 30, 2026 or the completion of our Initial Public Offering. The outstanding loan balance of $136,689 was fully repaid upon the consummation of our Initial Public Offering on February 27, 2026. No additional borrowing is available under the IPO Promissory Note.

Due from Sponsor

We paid the Sponsor an amount of $13,230 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $13,230 is denoted as a due from Sponsor on the condensed balance sheets as of March 31, 2026 in the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”. As of December 31, 2025, no amount was due from the Sponsor.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of March 31, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” we do not currently believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 26, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended March 31, 2026, we incurred $10,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the condensed balance sheets of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”.

Underwriting Agreement

We granted Santander a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On March 27, 2026, Santander partially exercised the Over-Allotment Option, purchasing 632,000 Option Units. On April 13, 2026, the remaining Over-Allotment Option expired unexercised.

Santander was paid a cash underwriting discount of $250,000 upon the closing of the Initial Public Offering. Additionally, Santander is entitled to the deferred underwriting commissions of $0.30 per Public Unit or $6,000,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option was exercised in full). As a result of Santander’s election to partially exercise the Over-Allotment Option on March 27, 2026, Santander is entitled to the Deferred Fee $6,189,600 as of March 31, 2026. Such Deferred Fee will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of our Management Team to any one or more Financial Industry Regulatory Authority members, which may or may not include Santander. The Deferred Fee will become payable to Santander from the amounts held in the Trust Account solely in the event we complete our Business Combination, subject to the terms of the Underwriting Agreement.

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, we entered into the Advisory Agreement with Santander. Pursuant to the Advisory Agreement, Santander is entitled to the Advisory Fee, which is equal to 3.0% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the Advisory Agreement deems the Advisory Fee earned and recorded as of March 31, 2026. As of March 31, 2026 and December 31, 2025, $6,189,600 and $0, respectively, has been recorded as Advisory Fee payable on the condensed balance sheets of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers have agreed that: (x) the Founder Shares and any Class A Ordinary Shares issued upon conversion thereof shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) Any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the accompanying unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our accompanying unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our accompanying unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of March 31, 2026, our critical accounting estimates relate to the fair value of the Over-Allotment Option liability and the Public Rights as disclosed in the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts between Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before February 27, 2028, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing

We anticipate that our securities will be suspended from trading on Nasdaq and delisted if we do not consummate our initial Business Combination by February 25, 2029. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on February 25, 2026 and our securities are currently listed on the Global Market tier of Nasdaq. Pursuant to our Amended and Restated Articles, we have until February 27, 2028 to consummate our initial Business Combination.

Under the Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading if the SPAC does not meet the Nasdaq 36-Month Requirement, and Nasdaq will, at such point, commence delisting procedures. Although a SPAC can request a hearing before the hearing panel of Nasdaq (the “Hearing Panel”), the scope of the Hearing Panel’s review is limited. If a SPAC completes a Business Combination after receiving a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) and/or demonstrates compliance with all applicable initial listing requirements, the combined company can apply to list its securities on Nasdaq pursuant to the normal application review process. The Nasdaq Rules contain a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the Nasdaq 36-Month Requirement.

Accordingly, were we to amend our Amended and Restated Articles to extend the date by which we are permitted to consummate our initial Business Combination, we would still need to consummate our initial Business Combination on or prior to February 25, 2029 in order to avoid a suspension of our securities from trading on and delisting from Nasdaq. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. Even if our securities are then quoted on an over-the-counter market, our Nasdaq suspension and delisting could have significant material adverse consequences, including:

●	making our securities appear to be less attractive to potential target companies than the securities of an exchange listed SPAC;

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	the possibility that our Class A Ordinary Shares would be deemed “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	limited news and analyst coverage; and

●	decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 225,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 27, 2026, we consummated our Initial Public Offering of 20,000,000 Public Units. Each Public Unit consists of one Public Share and one-tenth of one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $200,000,000. Santander acted as the sole book-running manager and the underwriter of the Initial Public Offering. On March 27, 2026, Santander partially exercised the Over-Allotment Option in the amount of 632,000 Option Units, at a price of $10.000 per Option Unit, generating additional gross proceeds to us of $6,320,000.

On February 27, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of an aggregate of 225,000 Private Placement Units to the Sponsor in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $2,250,000. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and Private Placement, a total of $206,320,000 comprised of (i) $200,000,000 of the proceeds from the Initial Public Offering (which amount includes $6,000,000 of the Deferred Fee and $6,000,000 of the Advisory Fee), (ii) $6,320,000 of proceeds from the partial exercise of the Over-Allotment Option and (iii) $2,250,000 of the proceeds from the Private Placement (which amount includes $189,600 of the Deferred Fee and $189,600 of the Advisory Fee), was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in the Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1	Underwriting Agreement, dated February 25, 2026, by and between the Company and Santander, as the sole underwriter. (2)
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Ordinary Share Certificate. (1)
4.3	Specimen Right Certificate. (1)
4.4	Rights Agreement, dated February 25, 2026, by and between the Company, as rights agent. (2)
10.1	Investment Management Trust Agreement, February 25, 2026, by and between the Company and Continental, as trustee. (2)
10.2	Registration Rights Agreement, dated February 25, 2026, by and among the Company and certain security holders. (2)
10.3	Private Placement Units Purchase Agreement, dated February 25, 2026, by and between the Company and the Sponsor. (2)
10.4	Letter Agreement, dated February 25, 2026, by and among the Company, its officers, directors, and the Sponsor. (2)
10.5	Form of Indemnity Agreement. (2)
10.6	Administrative Services Agreement, dated February 25, 2026, between the Company and the Sponsor. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-293354), filed with the SEC on February 10, 2026.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on February 27, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2026	TRG LATIN AMERICA ACQUISITIONS CORP.

	By:	/s/ Nicolas Rohatyn
	Name:	Nicolas Rohatyn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Miguel Gutierrez
	Name:	Miguel Gutierrez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)