Form 10-Q
period 2026-09-30
TRG Latin America Acquisitions Corp.
filed 2026-11-13
CIK 2098780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 20,857,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,158,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRG LATIN AMERICA ACQUISITIONS CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 25, 2026, which we entered into with our Sponsor (as defined below);

●	“Advisory Agreement” are to the Financial Advisory Services Agreement, dated February 25, 2026, which we entered into with Santander (as defined below);

●	“Advisory Fee” are to the additional aggregate fee of $6,189,600 to which Santander is entitled, pursuant to the Advisory Agreement;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 27, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to TRG Latin America Acquisitions Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $6,189,600 to which Santander is entitled that is payable only upon our completion of the initial Business Combination pursuant to the Underwriting Agreement (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 27, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on November 17, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on February 10, 2026, as amended, and declared effective on February 25, 2026 (File No. 333-293354);

●	“Letter Agreement” are to the Letter Agreement, dated February 25, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 632,000 units that were purchased by Santander pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that Santander had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated February 25, 2026, which we entered into with our Sponsor;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 25, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Santander” are to Santander US Capital Markets LLC, the sole book-running manager and underwriter of the Initial Public Offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to TRG Latin America Acquisitions LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $206,320,000 from the proceeds of the sale of the Public Units in the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 25, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 25, 2026, which we entered into with Santander;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRG LATIN AMERICA ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$1,107,915	$—
Due from Sponsor	13,230	—
Prepaid expenses	97,093	25,000
Total current assets	1,218,238	25,000
Deferred offering costs	—	120,932
Long-term prepaid insurance	28,958	—
Investments held in Trust Account	210,677,645	—
Total Assets	$211,924,841	$145,932

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$28,701	$26,000
Accrued expenses – Related Party	70,000	—
Accrued offering costs	75,000	85,932
IPO Promissory Note – Related Party	—	57,952
Total current liabilities	173,701	169,884
Advisory Fee payable	6,189,600	—
Deferred Fee	6,189,600	—
Total Liabilities	12,552,901	169,884

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,632,000 and no shares at redemption value of approximately $10.21 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	210,677,645	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 225,000 and no shares issued and outstanding (excluding 20,632,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	23	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 5,158,000 and 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	516	575
Additional paid-in capital	—	24,425
Accumulated deficit	(11,306,244)	(48,952)
Total Shareholders’ Deficit	(11,305,705)	(23,952)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$211,924,841	$145,932

(1)	As of December 31, 2025, the issued and outstanding shares include up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part (Note 5). On March 27, 2026, 158,000 Founder Shares were no longer subject to forfeiture pursuant to the partial exercise of the Over-Allotment Option. The remaining Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG LATIN AMERICA ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Formation, general and administrative costs	$122,642	$6,573,683
Share-based compensation expense	—	111,000
Loss from operations	(122,642)	(6,684,683)

Other income:
Change in fair value of Over-Allotment Option liability	—	167,400
Interest earned on investments held in Trust Account	1,927,766	4,357,645
Total other income	1,927,766	4,525,045

Net income (loss)	$1,805,124	$(2,159,638)

Basic and diluted weighted average Class A Ordinary Shares outstanding	20,857,000	16,361,022

Basic and diluted net income (loss) per Class A Ordinary Share	$0.07	$(0.10)

Basic and diluted weighted average Class B Ordinary Shares outstanding (1)	5,158,000	5,108,227

Basic and diluted net income (loss) per Class B Ordinary Share	$0.07	$(0.10)

(1)	Includes 158,000 Class B Ordinary Shares and excludes 592,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part (Note 5). On March 27, 2026, 158,000 Founder Shares were no longer subject to forfeiture pursuant to the partial exercise of the Over-Allotment Option. The 592,000 Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG LATIN AMERICA ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,750,000	$575	$24,425	$(48,952)	$(23,952)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(5,363,820)	(5,346,738)	(10,710,558)

Sale of Private Placement Units	225,000	23	—	—	2,249,977	—	2,250,000

Fair value of Public Rights	—	—	—	—	3,094,800	—	3,094,800

Allocated value of transaction costs to Private Placement Units, Public Rights and Over-allotment Option	—	—	—	—	(116,382)	—	(116,382)

Share-based compensation	—	—	—	—	111,000	—	111,000

Net loss	—	—	—	—	—	(5,693,399)	(5,693,399)

Balance – March 31, 2026 (Unaudited)	225,000	$23	5,750,000	$575	—	$(11,089,089)	$(11,088,491)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(59)	(1,823,150)	(1,823,209)

Forfeiture of Founder Shares	—	—	(592,000)	(59)	59	—	—

Net income	—	—	—	—	—	1,728,637	1,728,637

Balance – June 30, 2026 (Unaudited)	225,000	$23	5,158,000	$516	—	$(11,183,602)	$(11,183,063)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,927,766)	(1,927,766)

Net income	—	—	—	—	—	1,805,124	1,805,124
Balance – September 30, 2026 (Unaudited)	225,000	$23	5,158,000	$516	$—	$(11,306,244)	$(11,305,705)

(1)	Includes up to 750,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part (Note 5). On March 27, 2026, 158,000 Founder Shares were no longer subject to forfeiture pursuant to the partial exercise of the Over-Allotment Option. The remaining Founder Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG LATIN AMERICA ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net loss	$(2,159,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through IPO Promissory Note – Related Party	31,000
Share-based compensation expense	111,000
Change in fair value of Over-Allotment Option liability	(167,400)
Interest earned on investments held in Trust Account	(4,357,645)
Changes in operating assets and liabilities:
Prepaid expenses	(97,093)
Long-term prepaid insurance	(28,958)
Accounts payable and accrued expenses	2,701
Accrued expenses – Related Party	70,000
Advisory Fee payable	6,189,600
Net cash used in operating activities	(406,433)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(206,320,000)
Net cash used in investing activities	(206,320,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	206,070,000
Proceeds from sale of Private Placement Units	2,250,000
Due from Sponsor	(13,230)
Repayment of IPO Promissory Note – Related Party	(136,689)
Excess Private Placement proceeds wired by the Sponsor to the Company	4,348
Payment of offering costs	(340,081)
Net cash provided by financing activities	207,834,348

Net Change in Cash	1,107,915
Cash – Beginning of period	—
Cash – End of period	$1,107,915

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$308,650
Deferred offering costs paid through IPO Promissory Note – Related Party	$43,389
Prepaid expenses applied as payment to offering costs	$25,000
Deferred Fee payable	$6,189,600
Forfeiture of Founder Shares	$59

The accompanying notes are an integral part of these unaudited condensed financial statements.

TRG LATIN AMERICA ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

TRG Latin America Acquisitions Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 7, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination in any business or industry. As of September 30, 2026, the Company had not entered into a definitive agreement with a Business Combination target. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 7, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2026 (File No. 333-293354) for the Initial Public Offering, was declared effective on February 25, 2026 (as amended, the “IPO Registration Statement”). On February 27, 2026, the Company consummated the initial public offering of 20,000,000 units (the “Public Units”) at $10.00 per Public Unit, generating gross proceeds of $200,000,000 (the “Initial Public Offering”), as discussed in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account as of September 30, 2026, amounted to $210,677,645 or approximately $10.21 per Public Share.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Current Report on Form 8-K, as filed with the SEC on March 5, 2026. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash of $1,107,915 and working capital of $1,044,537.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans, if any, at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2026, the Company had no borrowings under any Working Capital Loans.

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

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of September 30, 2026, the Company’s significant accounting estimate relates to the fair value of the Public Rights (see Note 8).

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,107,915 and $0 in cash as of September 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $210,677,645 and $0, respectively. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. For the three and nine months ended September 30, 2026, interest earned from investments in these securities amounted to $1,927,766 and $4,357,645, respectively, which is included in the accompanying unaudited condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to the assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Private Placement Units, Public Rights and Over-Allotment Option were charged to shareholders’ deficit. After Management’s evaluation, the Rights included in the Units were accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with ASC 480, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable Public Shares results in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$206,320,000
Less:
Proceeds allocated to Public Rights	(3,094,800)
Proceeds allocated to Over-Allotment Option	(187,200)
Public Shares issuance costs	(6,841,688)
Plus:
Remeasurement of carrying value to redemption value	10,710,558
Class A Ordinary Shares subject to possible redemption, March 31, 2026	206,906,870
Plus:
Reclassification of proceeds allocated to exercised Over-Allotment Option	19,800
Remeasurement of carrying value to redemption value	1,823,209
Class A Ordinary Shares subject to possible redemption, June 30, 2026	208,749,879
Plus:
Remeasurement of carrying value to redemption value	1,927,766
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$210,677,645

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). Net income (loss) per Ordinary Share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period. Accretion associated with the redeemable Class A Ordinary Share is excluded from earnings per share as the redemption value approximates fair value. Diluted net income (loss) per Ordinary Share attributable to shareholders of Ordinary Shares adjusts the basic net income (loss) per share attributable to shareholders of Ordinary Shares and the weighted-average Ordinary Share outstanding for the potentially dilutive impact of outstanding Rights. However, because the Rights are anti-dilutive, they have been excluded from the calculation of diluted net income (loss) per Ordinary Share for the periods presented.

Due to the net loss attributable to the Company for the nine months ended September 30, 2026, the inclusion of all potential Class B ordinary shares outstanding would have been anti-dilutive. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the nine months ended September 30, 2026.

The following tables reflect the calculation of basic and diluted net income (loss) per Ordinary Share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Ordinary Share:
Numerator:
Allocation of net income (loss)	$1,447,222	$357,902	$(1,645,790)	$(513,848)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	20,857,000	5,158,000	16,361,022	5,108,227
Basic and diluted net income (loss) per Ordinary Share	$0.07	$0.07	$(0.10)	$(0.10)

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

Due from Sponsor

The Company paid the Sponsor an amount of $13,230 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $13,230 is denoted as a due from Sponsor on the accompanying condensed balance sheets as of September 30, 2026. As of December 31, 2025, no amount was due from the Sponsor.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 25, 2026 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor an aggregate of $10,000 per month for accounting, bookkeeping, office space, information technology support, research, professional, secretarial and administrative services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $70,000, respectively, in fees for these services, of which such amount is included in accrued expenses – related party in the accompanying unaudited condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans as may be required. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the Private Placement Units. There were no Working Capital Loans outstanding as of September 30, 2026 and December 31, 2025.

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units (and their component securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination by the holders of the Founder Shares prior to the Initial Public Offering, are entitled to registration rights to require the Company to register a sale of any of the securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement, dated February 25, 2026. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, Santander is entitled to a deferred underwriting discount of $0.30 per Public Unit or $6,000,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option was exercised in full) (the “Deferred Fee”). As a result of the election to partially exercise the Over-Allotment Option on March 27, 2026, Santander is entitled to a Deferred Fee of $6,189,600 as of September 30, 2026. Such Deferred Fee will not be payable with respect to any Public Shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of Management to any one or more Financial Industry Regulatory Authority members, which may or may not include Santander. The Deferred Fee will become payable to Santander from the amounts held in the Trust Account solely in the event the Company completes its Business Combination subject to the terms of the underwriting agreement, dated February 25, 2026, by and between the Company and Santander (the “Underwriting Agreement”).

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, the Company entered into a financial advisory services agreement, dated February 25, 2026, with Santander (the “Advisory Agreement”). Pursuant to the Advisory Agreement, Santander is entitled to an advisory fee equal to 3.0% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination (the “Advisory Fee”). The termination clause in the Advisory Agreement deems the Advisory Fee earned and recorded upon the closing of the Initial Public Offering and partial exercise of the Over-Allotment Option. As of September 30, 2026 and December 31, 2025, $6,189,600 and $0, respectively, has been recorded as Advisory Fee payable on the accompanying condensed balance sheets.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026, there were 225,000 Class A Ordinary Shares issued and outstanding, excluding 20,632,000 Public Shares subject to possible redemption. At December 31, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 20,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026, there were 5,158,000 Class B Ordinary Shares issued and outstanding. As of December 31, 2025, there were 5,750,000 Class B Ordinary Shares issued and outstanding, of which an aggregate of up to 750,000 shares were subject to forfeiture depending on the extent to which the Over-Allotment Option was exercised within the 45-day period following the closing of the Initial Public Offering. On March 27, 2026, Santander purchased an additional 632,000 Option Units pursuant to the partial exercise of the Over-Allotment Option, resulting in 158,000 Class B Ordinary Shares no longer being subject to forfeiture. The remaining 592,000 Class B Ordinary Shares were forfeited on April 13, 2026, the expiration date of the Over-Allotment Option, as the Over-Allotment Option remained unexercised.

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

At September 30, 2026, assets held in the Trust Account comprised of $210,037,930 in money market funds that are invested primarily in U.S. Treasury Securities and $639,715 of accrued interest income. Through September 30, 2026, the Company did not withdraw interest earned on the Trust Account.

The Over-Allotment Option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the accompanying unaudited condensed balance sheets. The Over-Allotment Option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of Over-Allotment Option liability in the accompanying unaudited condensed statements of operations. The initial fair value of the Over-Allotment Option on February 27, 2026 was $187,200, or $0.062 per Option Unit. During the nine months ended September 30, 2026, the Company recognized other income of $167,400 attributable to the change in the fair value of the Over-Allotment Option liability. As of September 30, 2026, Over-Allotment Option liability was no longer included in the Company’s condensed balance sheets as the remaining Over-Allotment Option expired unexercised on April 13, 2026, the expiration date.

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its Ordinary Shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement date of the Over-Allotment Option:

February 27, 2026
Risk-free interest rate	3.73%
Expected term (years)	0.12
Volatility	2.51%
Exercise price	$10.00

The following table presents the changes in the fair value of the Over-Allotment Option liability:

Over-Allotment Option Liability
Balance – January 1, 2026	$—
Initial measurement at Initial Public Offering, February 27, 2026	187,200
Change in fair value through partial exercise date, March 27, 2026	(93,300)
Partial exercise of the Over-Allotment Option	(19,800)
Change in fair value of the unexercised Over-Allotment Option, exercise date through reporting date	(26,200)
Balance – March 31, 2026	47,900
Expiration of the unexercised Over-Allotment Option	(47,900)
Balance – June 30, 2026	$—

The fair value of the Public Rights issued in the Initial Public Offering is $3,094,800, or $0.15 per Public Right. The fair value of the Public Rights was determined using the Monte Carlo Simulation Model. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

February 27, 2026
Expected term to Business Combination (years)	2.0
Probability of Business Combination and instrument-specific market adjustment	15.0%
Risk-free rate (continuous)	3.35%
Implied Class A Ordinary Share price	$9.85

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$210,677,645	$	―

NOTE 9 — SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. “Operating segments” are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by a company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	September 30, 2026	December 31, 2025
Cash	$1,107,915	$—
Investments held in Trust Account	$210,677,645	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
Formation, general and administrative costs	$122,642	$6,573,683
Share-based compensation expense	$—	$111,000
Interest earned on investments held in Trust Account	$1,927,766	$4,357,645

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Our IPO Registration Statement became effective on February 25, 2026. On February 27, 2026, we consummated our Initial Public Offering of 20,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right. Each holder of a Public Right is entitled to receive one tenth (1/10) of one Class A Ordinary Share per Public Right upon the consummation of an initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $200,000,000. On March 27, 2026, Santander partially exercised the Over-Allotment Option in the amount of 632,000 Option Units, at a price of $10.00 per Option Unit, generating additional gross proceeds to us of $6,320,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since November 7, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,805,124, which consists of interest earned on investments held in the Trust Account of $1,927,766, offset by formation, general and administrative costs of $122,642.

For the nine months ended September 30, 2026, we had a net loss of $2,159,638, which consists of formation, general and administrative costs of $6,573,683 and share-based compensation expense of $111,000, offset by change in fair value of Over-Allotment Option liability of $167,400 and interest earned on investments held in the Trust Account of $4,357,645.

Liquidity and Capital Resources

Our liquidity needs through February 27, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $206,320,000 was placed in the Trust Account. We incurred transaction costs of $6,958,070 in the Initial Public Offering, consisting of $250,000 of cash underwriting fee, the Deferred Fee of $6,189,600, and $518,470 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $406,433. Net loss of $2,159,638 was affected by payment of operation costs through the IPO Promissory Note of $31,000, share-based compensation expense of $111,000, change in fair value of Over-Allotment Option liability of $167,400 and interest earned on investments held in the Trust Account of $4,357,645. Changes in operating assets and liabilities provided $6,136,250 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $210,677,645 (including $4,357,645 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $1,107,915. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Due from Sponsor

We paid the Sponsor an amount of $13,230 in excess of the outstanding IPO Promissory Note balance at the closing of the Initial Public Offering. The excess payment of $13,230 is denoted as a due from Sponsor on the condensed balance sheets as of September 30, 2026 in the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements.” As of December 31, 2025, no amount was due from the Sponsor.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 25, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $10,000 per month for accounting, bookkeeping, office space, information technology support research professionals, secretarial and administrative services pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred $30,000 and $70,000 in fees for these services, respectively, of which such amount is included in accrued expenses – related party in the condensed balance sheets of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements.”

Underwriting Agreement

We granted Santander a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On March 27, 2026, Santander partially exercised the Over-Allotment Option, purchasing 632,000 Option Units. On April 13, 2026, the remaining Over-Allotment Option expired unexercised.

Santander was paid a cash underwriting discount of $250,000 upon the closing of the Initial Public Offering. Additionally, Santander is entitled to the Deferred Fee of $0.30 per Public Unit or $6,000,000 in the aggregate (or up to $6,900,000 in the aggregate if the Over-Allotment Option was exercised in full). As a result of Santander’s election to partially exercise the Over-Allotment Option on March 27, 2026, Santander is entitled to the Deferred Fee of $6,189,600 as of September 30, 2026. Such Deferred Fee will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of our Management Team to any one or more Financial Industry Regulatory Authority members, which may or may not include Santander. The Deferred Fee will become payable to Santander from the amounts held in the Trust Account solely in the event we complete our Business Combination, subject to the terms of the Underwriting Agreement.

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, we entered into the Advisory Agreement with Santander. Pursuant to the Advisory Agreement, Santander is entitled to the Advisory Fee, which is equal to 3.0% of the gross proceeds raised in the Initial Public Offering upon and subject to the closing of the initial Business Combination. The termination clause in the Advisory Agreement deems the Advisory Fee earned and recorded upon the closing of the Initial Public Offering and partial exercise of the Over-Allotment Option. As of September 30, 2026 and December 31, 2025, $6,189,600 and $0, respectively, has been recorded as Advisory Fee payable on the condensed balance sheets of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements.”

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, and officers have agreed that: (x) the Founder Shares and any Class A Ordinary Shares issued upon conversion thereof shall be subject to a transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights shall be subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, our critical accounting estimate relates to the fair value of the Public Rights as disclosed in the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit and consists of one Class A Ordinary Share and one Right entitling the holder thereof to receive one tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination. Of the proceeds we received from the Initial Public Offering and the Private Placement, $206,320,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.21 per Public Share as of September 30, 2026 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreement, (iv) Share Rights Agreement, and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Initial Shareholders, Sponsor, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Initial Shareholders, Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Initial Shareholders to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	TRG LATIN AMERICA ACQUISITIONS CORP.

	By:	/s/ Nicolas Rohatyn
	Name:	Nicolas Rohatyn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Miguel Gutierrez
	Name:	Miguel Gutierrez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)